Form 10-K/A
STRUCTURED ASSET SEC CORP MORT PASS THROUGH CERT SER 2002-1A
filed 2003-06-27
CIK 1168208

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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



   New York                                       Pending
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Servicer <F1>
       b) Greenpoint Mtg Funding Inc., as Servicer <F1>
       c) Wells Fargo Home Mtg Inc., as Servicer <F1>
       d) Washington Mutual Bank, F.A., as Servicer <F1>
       e) Cendant Mtg Corp., as Servicer <F1>
       f) National City Mtg Co., as Servicer <F1>
       g) Bank of America, N.A., as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc., as Servicer <F1>
       b) Greenpoint Mtg Funding Inc., as Servicer <F1>
       c) Wells Fargo Home Mtg Inc., as Servicer <F1>
       d) Washington Mutual Bank, F.A., as Servicer <F1>
       e) Cendant Mtg Corp., as Servicer <F1>
       f) National City Mtg Co., as Servicer <F1>
       g) Bank of America, N.A., as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Master Servicer <F1>



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

  <F1> Filed Herewith.




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

  Dated: June 2, 2003

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




      Date: June 2, 2003


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

/s/ Ernst & Young LLP

March 14, 2003

A Member Practice of Ernst & Young Global

Ex-99.1 (b)


PriceWaterhouseCoopers (logo)

PriceWaterhouseCoopers LLP
400 S. Hope SL
Los Angeles, CA 90071-2852
Telephone (213) 236 3000
Facsimile (813) 637 4444


Report of Independent Accountants

To the Board of Directors and Stockholders of Green Point Mortgage Funding, Inc.

We have examined management's assertion about GreenPoint Mortgage Funding, Inc.'s ("the Company"), a wholly-owned subsidiary of GreenPoint Bank, compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PriceWaterhouseCoopers LLP

March 27, 2003

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

Ex-99.1 (d)


Deloitte & Touche LLP
Suite 4500
700 Fifth Avenue
Seattle, Washington 98104-5044

Tel: (206) 292-1800
Fax: (206) 343-7809
www.deloitte.com

Deloitte
& Touche (logo)

INDEPENDENT ACCOUNTANTS' REPORT ON COMPLIANCE WITH UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

Board of Directors
Washington Mutual, Inc.

We have examined management's assertion about Washington Mutual, Inc. and subsidiaries' (the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

February 18, 2003


Deloitte
Touche
Tohmatsu (logo)

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

/s/ Ralph A. Lenzi III
Ralph A. Lenzi III
Chief Executive Officer

/s/ Rick W. Skogg
Rick W. Skogg
President

/s/ Roy W. Browning III
Roy W. Browning III
Chief Financial Officer

/s/ Alexandra M. Delargy
Alexandra M. Delargy
Senior Vice President and Controller

March 14, 2003

Ex-99.2 (b)


100 Wood Hollow Drive
Novaro, Ca. 94945
(800) 462-2700

GreenPoint Mortgage (logo)
Exhibit I


Management's Assertion Regarding Compliance With Minimum Servicing Standards

As of and for the year ended December 31, 2002, GreenPoint Mortgage Funding, Inc. (the "Company"), a wholly-owned subsidiary of GreenPoint Bank, has complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers.

As of and for this same period, GreenPoint Bank maintained on behalf of the Compnay, errors and omissions and employee fidelity bond insurance in the amount of $20,000,000 and $50,000,000, respectively.

March 27, 2003

/s/ Dennis Tussey
Dennis Tussey
Servicing Manager

/s/ David Petrini
David Petrini
Chief Financial Officer

/s/ S.A. Ibrahim
S.A. Ibrahim
Chief Executive Officer

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

/s/ Pete Wissinger               February 25, 2003
Pete Wissinger
Chief Executive Officer

/s/ Michael J. Heid              February 25, 2003
Michael J. Heid
Chief Financial Officer
Executive Vice President

/s/ Robert Caruso                February 25, 2003
Robert Caruso
Senior Vice President
Loan Servicing


Ex-99.2 (d)


Washington Mutual


As of and for the year ended December 31, 2002, Washington Mutual, Inc. and subsidiaries (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

/s/ Craig S. Davis
Craig S. Davis
President
Home Loans & Insurance Services Group

/s/ Anthony T. Meola
Anthony T. Meola
Executive Vice President
Home Loans & Insurance Services Group

February 18, 2003



1201 3rd Ave.
Seattle, WA 98101

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